Form 10QSB
period 2000-09-30
CYBER EQUESTRIAN INC
filed 2000-11-14
CIK 1017126

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

     [ ]  Transition   report  under  Section  13  or 15(d)  of  the  Securities
          Exchange Act of 1934 for the transition  period from -------------- to
          --------------.


         Commission file number: 0-31415
                                 -------


                             CYBER EQUESTRIAN, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)




               Nevada                                       88-0358417
               ------                                       ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)





            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 575-8073
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes No XX


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 6, 2000 was 5,542,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4

SIGNATURES.....................................................................5

INDEX TO EXHIBITS..............................................................6












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Equestrian, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2000 and December 31, 1999.......F-2

Unaudited Statement of Operations for the three and  nine months ended
   September 30, 2000 and 1999 and December 15, 1999 (Date of Inception)
   to September 30, 2000.....................................................F-3

Unaudited Statement of Cash Flows for the nine months ended
   September 30, 2000 and 1999 and December 15, 1999 (Date of Inception)
   to September 30, 2000.....................................................F-4

Notes to Condensed Financial Statements......................................F-5


                                         CYBER EQUESTRIAN, INC.
                                    (A Development Stage Company)
                                   Balance Sheet for periods ending
                                September 30, 2000 and December 31, 1999


                                                                          September 30,
                                                                             2000          December 31, 1999
                                                                          (Unaudited)          (Audited)
                                                                      ----------------    -------------------
                                 Assets
Cash & cash equivalents                                                  $     12,569     $             -
Stock subscription receivable                                                       -              15,360
                                                                           ----------        -------------
                                    Total Current Assets                       12,569              15,360
                                                                           ----------        -------------
                              Total Assets                               $     12,569     $        15,360
                                                                           ==========        =============


                  Liabilities and Stockholders' Equity
Current liabilities - accounts payable                                   $      2,863     $           838

                                                                           ----------       -------------
                                    Total Current Liabilities                   2,863                 838
                                                                           ----------       -------------

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares authorized,
           no shares issued and outstanding                                         -                   -
     Common stock, $.001 par value, 100,000,000 shares
           authorized, 5,542,000 shares issued and outstanding                  5,542               5,542
     Additional paid-in capital                                                30,878              30,878
     Accumulated deficit                                                      (26,714)            (21,898)
                                                                           ----------       -------------
                                    Total stockholders' equity                  9,706              14,522
                                                                           ----------       -------------
               Total liabilities and stockholders' equity                $     12,569    $         15,360
                                                                           ==========       =============













                 See accompanying notes to Financial Statements

                                                CYBER EQUESTRIAN, INC.
                                            (A Development Stage Company)
                                          Unaudited Statement of Operations
                                  Three and Nine months ended September 30, 2000 and
                              December 15, 1999 (Date of Inception) to September 30, 2000



                                                                Three months        Nine months
                                                                   ended               ended          Inception to
                                                               September 30,         September        September 30,
                                                                    2000             30, 2000             2000
                                                              ----------------    ---------------   -----------------
Revenues                                                    $                -     $            -   $               -

General and administrative costs                                         1,120              4,816              25,714
                                                              ----------------    ---------------   -----------------

                  Income / (Loss) before income taxes                   (1,120)            (4,816)            (25,714)

Provision for income taxes                                                   -                  -                   -
                                                              ----------------    ---------------   -----------------

                  Net Income / (Loss)                       $           (1,120)    $       (4,816)  $         (25,714)
                                                              ================    ===============   =================

Income / (Loss) per common share - basic and diluted        $                -     $            -   $           (0.01)
                                                              ================    ===============   =================
Weighted average common shares - basic and diluted                   5,542,000          5,542,000           5,277,000
                                                              ================    ===============   =================










                 See accompanying notes to Financial Statements


                                            CYBER EQUESTRIAN, INC.
                                       (A Development Stage Company)
                                     Unaudited Statement of Cash Flows
                                  Nine months ended September 30, 2000 and
                         December 15, 1999 (Date of Inception) to September 30, 2000

                                                                          Nine Months
                                                                             Ended                 Inception to
                                                                         September 30,            September 30,
                                                                             2000                      2000
                                                                     ---------------------     --------------------

Cash flows from operating activities:
     Net loss                                                     $                 (4,816)   $             (25,714)
          Adjustments to reconcile net loss to net cash
          (used) in operating activities:
             Stock compensation expense                                                  -                   20,060
             Increase in accounts payable                                            2,025                    2,863
                                                                     ---------------------     --------------------
             Net cash (used) in operating activities                                (2,791)                  (2,791)
                                                                     ---------------------     --------------------
Cash flows from investing activities                                                     -                        -
                                                                     ---------------------     --------------------
Cash flows from financing activities
           Decrease in stock subscription receivable                                15,360                   15,360
                                                                     ---------------------     --------------------
             Net cash provided by investing activities                              15,360                   15,360
                                                                     ---------------------     --------------------
Net increase in cash                                                                12,569                   12,569
Cash, beginning of period                                                                -                        -
                                                                     ---------------------     --------------------
Cash, end of period                                               $                 12,569    $              12,569
                                                                     =====================     ====================









                 See accompanying notes to Financial Statements

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000


1.       Organization

The Company was organized under the laws of the State of Nevada on February 15, 1996 and had no significant operations or activity until December 15, 1999 (date of inception). The Company proposes to seek business ventures which will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations.

2.       Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the nine months ended September 30, 2000. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

3.        Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's initial registration statement on Form 10-SB, filed with the Securities and Exchange Commission on August 30, 2000. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

4.       Related Party Transactions

At the conclusion of the third quarter, Hudson Consulting Group, Inc. billed the Company $935.00 for services rendered in preparing disclosure documents and general administrative tasks with regard to daily operations. Richard Surber is president of both Hudson Consulting Group, Inc. and the Company.

5.       Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's initial registration statement on Form 10-SB, filed with the Securities and Exchange Commission on August 30, 2000. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the fourth quarter of 2000, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10- QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 6th day of November, 2000.




CYBER EQUESTRIAN, INC.


 /s/ Richard D. Surber
------------------------------
Richard D. Surber
President and Director

                                INDEX TO EXHIBITS

EXHIBIT       PAGE
NO.            NO.  DESCRIPTION

3(i)           *    Articles  of  Incorporation  of  the  Company  (incorporated herein by reference  from Exhibit No. 3(i) of the  Company's
                    Form  10-SB  as  filed  with  the  Securities  and  Exchange
                    Commission on August 30, 2000).

3(ii)          *    Bylaws of the Company,  as amended  (incorporated  herein by reference from Exhibit 3(ii) of the Company's Form 10-SB as filed with the Securities and Exchange Commission on August
                    30, 2000).

27             7    Financial Data Schedule "CE".


* Incorporated herein by reference from the referenced filings previously made by the Company.