Form 10QSB
period 2001-03-31
CYBER EQUESTRIAN INC
filed 2001-05-14
CIK 1017126

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .
                                                    ------------    ------------


         Commission file number: 0-31415
                                 -------


                             CYBER EQUESTRIAN, INC.
        (Exact name of small business issuer as specified in its charter)




                  Nevada                                  88-0358417
                  ------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)





           200 South Washington Blvd., Suite 9 Sarasota, Florida 34236
           -----------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (941) 957-1009
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes XX           No
                      ------           ----------


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 11, 2001 was 25,000,000.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4

SIGNATURES.....................................................................5

INDEX TO EXHIBITS..............................................................6












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Equestrian, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of March 31, 2001.................................F-2

Unaudited Statement of Operations for the three months ended March 31, 2001 and 2000 and December 15, 1999 (Date of Inception) to March 31, 2001.........F-3

Unaudited Statement of Cash Flows for the three months ended March 31, 2001 and
2000 and December 15, 1999 (Date of Inception) to March 31, 2001.............F-4

Notes to Condensed Financial Statements......................................F-5

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                         Balance Sheet for period ending
                                 March 31, 2001


                                                                  March 31, 2001
                                                                    (Unaudited)
                                                                    ----------
                            Assets

    Cash & cash equivalents                                      $           0
    Stock subscription receivable                                            0
                                                                    ----------
  Total Current Assets                                                       0
                                                                    ----------
                           Total Assets                          $           0

                                                                    ==========


               Liabilities and Stockholders' Equity
Current liabilities - accounts payable                           $         150
                                                                    ----------
                           Total Current Liabilities                       150
                                                                    ----------

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
        no shares issued and outstanding                                     -
  Common stock, $.001 par value, 100,000,000 shares
        authorized, 25,000,000 shares issued and outstanding            25,000
  Additional paid-in capital                                           166,355
  Accumulated deficit                                                 (188,505)
                                                                    ----------
                           Total stockholders' equity                     (150)
                                                                    ----------
                Total liabilities and stockholders' equity       $           0
                                                                    ===========




                 See accompanying notes to Financial Statements

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
                 Three months ended March 31, 2001 and 2000, and
             December 15, 1999 (Date of Inception) to March 31, 2001

                                                                Three months        Three months
                                                                   ended               ended          Inception to
                                                                 March 31,           March 31,          March 31,
                                                                    2001                2000              2001
                                                              ----------------    ----------------  -----------------


Revenues - interest income                                  $               49    $              -   $            113

General and administrative costs                                       162,926               3,516            188,999
                                                              ----------------    ----------------  -----------------

                  Income / (Loss) before income taxes                 (162,877)             (3,516)          (188,886)

Provision for income taxes                                                   -                   -                  -
                                                              ----------------    ----------------  -----------------

                  Net Income / (Loss)                       $         (162,877)   $         (3,516)  $       (188,886)

                                                              ================    ================  ==================

Income / (Loss) per common share - basic and diluted        $            (0.01)   $           0.00   $         (0.03)
                                                              ================    ================  ==================


Weighted average common shares - basic and diluted                  10,901,622           5,542,000          6,453,692

                                                              ================    ================  ==================




                 See accompanying notes to Financial Statements

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
                 Three months ended March 31, 2001 and 2000 and
             December 15, 1999 (Date of Inception) to March 31, 2001

                                                                      Three Months ended
                                                                           March 31,
                                                                                                     Inception to
                                                                                                      September
                                                                     2001             2000             30, 2000
                                                                --------------    -------------    ----------------
Cash flows from operating activities:
     Net loss                                                    $    (162,877)  $       (3,516)   $       (188,886)
          Adjustments to reconcile net loss to net cash
         (used) in operating activities:
                 Stock issued for services                             160,935                -             160,935
             Stock compensation expense                                      -                -              20,060
             Increase in accounts payable                               (2,686)           1,505              (1,469)
                                                                --------------    -------------    ----------------

             Net cash (used) in operating activities                    (4,628)          (2,011)             (9,360)
                                                                --------------    -------------    ----------------

Cash flows from investing activities                                         -                -                   -
                                                                --------------    -------------    ----------------

Cash flows from financing activities
           Stock repurchased                                            (6,000)               -              (6,000)
           Decrease in stock subscription receivable                         -           15,360              15,360
                                                                --------------    -------------    ----------------

             Net cash provided by investing activities                  (6,000)          15,360               9,360
                                                                --------------    -------------    ----------------

Net increase in cash                                                   (10,628)          13,349                   -

Cash, beginning of period                                               10,628                -                   -
                                                                --------------    -------------    ----------------

Cash, end of period                                              $           -   $       13,349    $              -

                                                                ==============    =============    ================




                 See accompanying notes to Financial Statements

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


1.       Organization

The Company was organized under the laws of the State of Nevada on February 15, 1996 and had no significant operations or activity until December 15, 1999. The Company is currently seeking business ventures which will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations. The company was sold to Value Plus Marketing, Inc. a wholly owned subsidiary of elocity Network, Inc. on March 5, 2001.

2.       Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire year.

3.        Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

4.       Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 5, 2001, the Company issued 21,458,000 shares of Common Stock to Axia Group, Inc. ($0.001) in exchange for consulting services related to elocity Networks, Inc. obtaining a 80% interest in the Company. The Company relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was a consultant to the Company; (3) the offeree did not resell the stock and plans to hold the stock as an investment; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and
(6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On February 23, 2001, the Company bought back 2,000,000 shares of Common Stock from Richard Surber the prior president and director of the Company for $6,000 in cash. The buy back was effected in order to facilitate elocity Networks, Inc.'s acquisition of 80% of the Company's issued and outstanding shares of common stock.

It is the position of the Office of Small Business of the Securities & Exchange Commission (per No Action Letter, NASD Regulation, Inc., dated January 21, 2000) that Rule 144 is not available for resale transactions involving securities sold by promoters and affiliates of a blank check company, and their transferees, and anyone else who has been issued securities from a blank check company, and that securities issued by a blank check company to promoters and affiliates, and their transferees, can only be resold through registration under the Securities Act.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. A report on Form 8-K dated March 8, 2001, disclosing a change of control was filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of May, 2001.




CYBER EQUESTRIAN, INC.


/s/ Thomas Clay
---------------------------------
Thomas Clay
President and Director

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

MATERIAL CONTRACTS

10(i)    *     Advisory  Agreement  dated February 28, 2001, by and between Axia
               Group, Inc., a Nevada  Corporation and Cyber Equestrian,  Inc., a
               Nevada Corporation  (incorporated  herein by reference to Exhibit
               (a) on the Company's Form 8K dated March 8, 2001).

10(ii)   *     Agreement  dated  February 12, 2001 between Value Plus  Marketing
               Inc.  AXIA  Group,  Inc.  (incorporated  herein by  reference  to
               Exhibit (b) on the Company's Form 8K dated March 8, 2001).

10(iii)  7     Stock Purchase  Agreement  between the Company and Richard Surber dated February 23, 2001, for the buy back of 2,000,000 shares of the Company's stock for $6,000.



* Incorporated herein by reference from the referenced filings previously made by the Company.

                            STOCK PURCHASE AGREEMENT

         This Stock Purchase Agreement ("Agreement") is entered into this 23rd day of February, 2001 by and between Richard D. Surber ("Surber") an individual and President of Cyber Equestrian, Inc. with a principal office located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101, and Cyber Equestrian, Inc., a Nevada corporation ("Cyber Equestrian") with principal offices located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101.

         WHEREAS, Surber desires to sell to Cyber Equestrian Two Million (2,000,000) shares of the common stock of Cyber Equestrian, Inc. ("Shares").

         WHEREAS, Cyber Equestrian will pay Six Thousand Dollars ($6,000) to Surber in exchange for delivery of all certificates in negotiable form representing the Shares.

         NOW, THEREFORE with the above being incorporated into and made a part hereof for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1. Exchange. Cyber Equestrian will pay $6,000 to Surber or assigns on February 28, 2001 and Surber will:

          a. Deliver the Shares with all the necessary executed medallion stock powers to transfer ownership to Cyber Equestrian for delivery no later than February 28, 2001; and

          b.   Cyber Equestrian will deliver to Surber the sum of $6,000.00.

2. Termination. This Agreement may be terminated at any time prior to the Closing Date:


         A.       By Surber or Cyber Equestrian:

                  (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in judgement of such Board of Directors made in good faith and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

                  (2) If the Closing shall have not occurred prior to February 28, 2001, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

         B.       By Cyber Equestrian:

                  (1) If Surber shall fail to comply in any material respect with any of his covenants or agreements contained in this Agreement or if any of the representations or warranties of Surber contained herein shall be inaccurate in any material respect; or

         C.       By Surber:

                  (1) If Cyber Equestrian shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or if any of the representations or warranties of Cyber Equestrian contained herein shall be inaccurate in any material respect;

         In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right, or liability shall arise hereunder, and each party shall bear its own costs as well as the legal, accounting, printing, and other costs incurred in connection with negotiation, preparation and execution of the Agreement and the transactions herein contemplated.

3. Representations and Warranties of Surber. Surber hereby represents and warrants that effective this date and the Closing Date, the following representations are true and correct:

         A. Authority. Surber has the full power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement.

         B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Surber to which Surber is a party and has been duly authorized by all appropriate and necessary action.

         C. Deliverance of Shares. As of the Closing Date, the shares to be delivered to Cyber Equestrian will be restricted and constitute valid and legally issued shares of Cyber Equestrian, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Cyber Equestrian restricted stock.

         D.

                  No Conflict with Other Instrument. The execution of this agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Surber.

4.       Representations and Warranties of Cyber Equestrian.

         Cyber Equestrian hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

         A. Corporate Authority. Cyber Equestrian has the full corporate power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of Cyber Equestrian has duly authorized the execution, delivery, and performance of this Agreement.

         B. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Cyber Equestrian to which Cyber Equestrian is a party and has been duly authorized by all appropriate and necessary action.


         C. No Conflict with Other Instrument. The execution of this agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Cyber Equestrian.

5.       Closing.   The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before February 28, 2001.

         At closing Cyber Equestrian will deliver $6,000 to Surber, and Surber will deliver the Shares to

Cyber Equestrian.

6. Conditions Precedent of Cyber Equestrian to Effect Closing. All obligations of Cyber Equestrian under this Agreement are subject to fulfillment prior to or as of the Closing Date, as follows:

         A. The representations and warranties by or on behalf of Cyber Equestrian contained in this Agreement or in any certificate or documents delivered to Cyber Equestrian pursuant to the provisions hereof shall be true in all material respects as of the time of Closing as though such representations and warranties were made at and as of such time.

         B. Cyber Equestrian shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

         C. All instruments and documents delivered to Cyber Equestrian pursuant to the provisions hereof shall be reasonably satisfactory to Cyber Equestrian's legal counsel.

7. Conditions Precedent of Surber to Effect Closing. All obligations of Surber under this Agreement are subject to fulfillment prior to or as of the date of Closing, as follows:

         A. The representations and warranties by or on behalf of Surber contained in this Agreement or in any certificate or documents delivered to Surber pursuant to the provisions hereof shall be true in all material respects as of the time of Closing as though such representations and warranties were made at and as of such time.

         B.

                  Surber shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

         C. All instruments and documents delivered to Surber pursuant to the provisions hereof shall be reasonably satisfactory to Surber's legal counsel.

8. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties, and covenants contained herein which results in a failure to perform any obligation under this Agreement, only to the extent of the expenses incurred in connection with such breach or failure to perform Agreement.

9. Nature and Survival of Representations and Warranties. All representations, warranties and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation upon which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

10. Indemnification Procedures. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom indemnification is sought (Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the

Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonably withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not in the defense of any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgement.

11. Default at Closing. Notwithstanding the provisions hereof, if Surber shall fail or refuse to deliver any of the Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Surber and Cyber Equestrian at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to Surber.

12. Costs and Expenses. Cyber Equestrian and Surber shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. Cyber Equestrian and Surber have been represented by their own attorneys in this transaction, and shall pay the fees of their attorneys, except as may be expressly set forth herein to the contrary.

13. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

         To Surber:                                To Cyber Equestrian:
         268 West 400 South, Suite 300             Cyber Equestrian, Inc.
         Salt Lake City, Utah 84101                268 West 400 South, Suite 300
                                                   Salt Lake City, Utah 84101

14.      Miscellaneous.

          A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such additional steps as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

          B. Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

          C. Brokers. Neither party has employed any brokers or finders with regard to this Agreement not disclosed herein.

          D. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

          E. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict-of-law provision to the contrary. Any suit, action or legal proceeding arising from or related to this Agreement shall be submitted for binding arbitration resolution to the American Arbitration Association, in Salt Lake City, Utah, pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The parties agree to abide by decisions rendered as final and binding, and each party irrevocably and unconditionally consents to the jurisdiction of such arbitrator and waives any objection to the laying of venue in, or the jurisdiction of, said Arbitrator.

          G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

          H. Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises or inducements contrary to the terms of this Agreement exist. No representations, warranties covenants, or conditions express or implied, other than as set forth herein, have been made by any party.

          I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

         Surber                       Cyber Equestrian, Inc.,
                                      a Nevada corporation


         /s/Richard Surber            /s/ Thomas Clay
        -----------------------      -----------------------