Form 10QSB
period 2001-06-30
CYBER EQUESTRIAN INC
filed 2001-08-14
CIK 1017126

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition  period from              to               .
                                            ------------    --------------


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


                                 (941) 957-1009
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes XX         No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 8, 2001 was 25,000,000.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............4

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................4

SIGNATURES....................................................................5

INDEX TO EXHIBITS.............................................................6












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Equestrian, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of June 30, 2001..................................F-2

Unaudited Statement of Operations for the three and six months ended June 30,
2001 and 2000 and December 15, 1999 (Date of Inception) to June 30, 2001.....F-3

Unaudited Statement of Cash Flows for the six months ended June 30, 2001 and
2000 and December 15, 1999 (Date of Inception) to June 30, 2001............ .F-4

Notes to Condensed Financial Statements......................................F-5

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                         Balance Sheet for period ending
                                  June 30, 2001


                                                                 June 30, 2001
                                                                  (Unaudited)
                                                                   --------
                                     Assets

    Cash & cash equivalents                                     $         0
    Stock subscription receivable                                         0
                                                                   --------
         Total Current Assets                                             0
                                                                   --------
                                  Total Assets                  $         0
                                                                   =========


                      Liabilities and Stockholders' Equity
Current liabilities - accounts payable                          $     1,441
                                                                   --------
         Total Current Liabilities                                    1,441
                                                                   --------

Stockholders' equity:
     Preferred stock, $.001 par value,
           5,000,000 shares authorized,
           no shares issued and outstanding                               -
     Common stock, $.001 par value, 100,000,000 shares
           authorized, 25,000,000 shares issued
           and outstanding                                           25,000
     Additional paid-in capital                                     166,355
     Accumulated deficit                                           (192,796)
                                                                   --------
         Total stockholders' equity                                  (1,441)
                                                                   --------
                   Total liabilities and stockholders' equity   $         0
                                                                   =========













                 See accompanying notes to Financial Statements

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                      Unaudited Statement of Operations for
             three and six months ended June 30, 2001 and 2000, and
             December 15, 1999 (Date of Inception) to June 30, 2001

                                                    Three months ended              Six months ended           Inception
                                                         June 30,                       June 30,               to March
                                                                                                               31, 2001
                                               ----------------------------   ----------------------------   -------------
                                                   2001           2000            2001            2000
Revenues - interest income                  $               $             - $           49 $             - $           113

General and administrative costs                      2,910             659        165,836           4,175         191,909
                                               ------------   -------------   ------------    ------------   -------------

     Income / (Loss) before income taxes             (2,910)           (659)      (165,787)         (4,175)       (191,796)

Provision for income taxes                                -               -              -               -               -
                                               ------------   -------------   ------------    ------------   -------------

                  Net Income / (Loss)       $        (2,910)$          (659)$     (165,787)$        (4,175)$      (191,796)

                                               ============   =============   ============    ============   =============

Income / (Loss) per common share -
     basic and diluted                      $          0.00 $          0.00 $        (0.01)$          0.00
                                               ============   =============   ============    ============

Weighted average common shares -
     basic and diluted                           25,000,000       5,542,000     17,951,000       5,542,000
                                               ============   =============   ============    ============






                 See accompanying notes to Financial Statements

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
                   Six months ended June 30, 2001 and 2000 and
             December 15, 1999 (Date of Inception) to June 30, 2001


                                                                       Six Months ended              Inception to
                                                                           June 30,                    June 30,
                                                                                                         2001

                                                                     2001             2000
                                                                --------------    -------------    ----------------
Cash flows from operating activities:
     Net loss                                                 $       (165,787)  $       (4,175)  $        (191,796)
          Adjustments to reconcile net loss to net cash
         (used) in operating activities:
                 Stock issued for services                             160,935                -             160,935
             Stock compensation expense                                      -                -              20,060
             Increase in accounts payable                                  224            2,164               1,441
                                                                --------------    -------------    ----------------

             Net cash (used) in operating activities                    (4,628)          (2,011)             (9,360)
                                                                --------------    -------------    ----------------

Cash flows from investing activities                                         -                -                   -
                                                                --------------    -------------    ----------------

Cash flows from financing activities
           Stock repurchased                                            (6,000)               -              (6,000)
           Decrease in stock subscription receivable                         -           15,360              15,360
                                                                --------------    -------------    ----------------

             Net cash provided by investing activities                  (6,000)          15,360               9,360
                                                                --------------    -------------    ----------------

Net increase in cash                                                   (10,628)          13,349                   -

Cash, beginning of period                                               10,628                -                   -
                                                                --------------    -------------    ----------------

Cash, end of period                                             $            -     $     13,349   $               -

                                                                --------------    -------------    ----------------









                 See accompanying notes to Financial Statements

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2001


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

2.       Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the six months ended June 30, 2001. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of August, 2001.




CYBER EQUESTRIAN, INC.



  s/   Thomas Clay
---------------------------------------------
Thomas Clay
President and Director

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

10(iii)        *    Stock  Purchase  Agreement  between  the Company and Richard
                    Surber  dated  February  23,  2001,  for  the  buy  back  of
                    2,000,000   shares  of  the  Company's   stock  for  $6,000.
                    (Incorporated in the Company's 10QSB dated May 11, 2001)



* Incorporated herein by reference from the referenced filings previously made by the Company.