Form 10QSB
period 2001-09-30
CYBER EQUESTRIAN INC
filed 2001-11-13
CIK 1017126

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 12, 2001 was 25,000,000.

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

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyber Equestrian, Inc., a Nevada corporation, unless otherwise indicated. Condensed, unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2001.............................F-2

Unaudited Statement of Operations for the three and nine months ended September 30, 2001 and 2000 and December 15, 1999 (Date of Inception) to September
30, 2001.....................................................................F-3

Unaudited Statement of Cash Flows for the nine months ended September 30, 2001 and 2000 and December 15, 1999 (Date of Inception) to September 30, 2001.....F-4

Notes to Condensed Financial Statements................................ .....F-5

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                         Balance Sheet for period ending
                               September 30, 2001


                                                                       September 30, 2001
                                                                          (Unaudited)
                                                                         ------------
                                     Assets

    Cash & cash equivalents                                              $          0
    Stock subscription receivable                                                   0
                                                                         ------------
         Total Current Assets                                                       0
                                                                         ------------
                                  Total Assets                           $          0

                                                                         ------------


                      Liabilities and Stockholders' Equity
Current liabilities - accounts payable                                   $      2,342
                                                                         ------------
         Total Current Liabilities                                              2,342
                                                                         ------------

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares authorized,
           no shares issued and outstanding                                         -
     Common stock, $.001 par value, 100,000,000 shares
           authorized, 25,000,000 shares issued and outstanding                25,000
     Additional paid-in capital                                               166,355
     Accumulated deficit                                                     (193,697)
                                                                         ------------
         Total stockholders' equity                                            (2,342)
                                                                         ------------
                   Total liabilities and stockholders' equity            $          0
                                                                         ------------













                 See accompanying notes to Financial Statements

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                      Unaudited Statement of Operations for
          three and nine months ended September 30, 2001 and 2000, and
           December 15, 1999 (Date of Inception) to September 30, 2001



                                                                                                          Inception
                                                                                                             to
                                               Three months ended             Nine months ended           September
                                                 September 30,                  September 30,             30, 2001
                                          ----------------------------   ----------------------------   -------------
                                              2001           2000            2001            2000


Revenues - interest income                $          -   $           -   $         49    $          -   $         113

General and administrative costs                   901             641        166,737           4,816         192,810
                                          ------------   -------------   ------------    ------------   -------------

     Income / (Loss) before income taxes          (901)           (641)      (166,688)         (4,816)       (192,697)

Provision for income taxes                           -               -              -               -               -
                                          ------------   -------------   ------------    ------------   -------------

                  Net Income / (Loss)     $       (901)   $       (641)  $   (166,688)   $     (4,816)  $   (192,697)

                                          ------------   -------------   ------------    ------------   -------------

Income / (Loss) per common share -
     basic and diluted                    $       0.00    $       0.00   $      (0.01)   $       0.00

                                          ------------   -------------   ------------    ------------

Weighted average common shares -
     basic and diluted                      25,000,000       5,542,000     21,475,000       5,542,000

                                          ------------   -------------   ------------    ------------














                 See accompanying notes to Financial Statements

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
                Nine months ended September 30, 2001 and 2000 and
           December 15, 1999 (Date of Inception) to September 30, 2001


                                                                       Nine Months ended             Inception to
                                                                         September 30,                September
                                                                                                       30, 2001
                                                                     2001             2000
                                                                --------------    -------------    ----------------


Cash flows from operating activities:
     Net loss                                                   $     (166,688)   $      (4,816)   $       (192,697)
          Adjustments to reconcile net loss to net cash
         (used) in operating activities:
                 Stock issued for services                             160,935                -             160,935
             Stock compensation expense                                      -                -              20,060
             Increase in accounts payable                                1,125            2,025               2,342
                                                                --------------    -------------    ----------------

             Net cash (used) in operating activities                    (4,628)          (2,791)             (9,360)
                                                                --------------    -------------    ----------------

Cash flows from investing activities                                         -                -                   -
                                                                --------------    -------------    ----------------

Cash flows from financing activities
           Stock repurchased                                            (6,000)               -              (6,000)
           Decrease in stock subscription receivable                         -           15,360              15,360
                                                                --------------    -------------    ----------------

             Net cash provided by investing activities                  (6,000)          15,360               9,360
                                                                --------------    -------------    ----------------

Net increase in cash                                                   (10,628)          12,569                   -

Cash, beginning of period                                               10,628                -                   -
                                                                --------------    -------------    ----------------

Cash, end of period                                             $            -    $      12,569    $              -

                                                                --------------    -------------    ----------------









                 See accompanying notes to Financial Statements

                             CYBER EQUESTRIAN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001


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

2.       Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the nine months ended September 30, 2001. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

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

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the Company during the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2001.




CYBER EQUESTRIAN, INC.



  s/   Thomas Clay
-----------------------
Thomas Clay
President and Director

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